Form 10-Q
period 2003-03-31
REEF GLOBAL ENERGY I LP
filed 2003-05-15
CIK 1225763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 333-93399-01

REEF GLOBAL ENERGY I, L.P.

(Exact name of registrant as specified in its charter)

Nevada	41-2064521
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

Reef Global Energy I, L.P.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy I, L.P.

Condensed Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,227,528	$1,703,041
Accounts receivable from affiliates	37,665	83,986
Accrued interest receivable	—	94
Prepaid drilling costs	273,375	—
Total current assets	1,538,568	1,787,121

Property and equipment:
Oil and gas properties, full cost method of accounting	439,473	—
Accumulated depreciation and depletion	—	—
Net property and equipment	439,473	—

Total assets	$1,978,041	$1,787,121

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$178,404	$—
Accounts payable to affiliates	165,039	105,075
Total current liabilities	343,443	105,075

Partners’ equity:
General partners	925,225	952,657
Limited partners	709,373	729,389
Total partners’ equity	1,634,598	1,682,046

Total liabilities and partners’ equity	$1,978,041	$1,787,121

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statement of Operations

March 31, 2003
(Unaudited)
Revenues:
Oil and gas sales	$—
Interest income	22
Total revenues	22

Costs and expenses:
Lease operating expenses	—
Depreciation and depletion	—
General and administrative	51,865
Total costs and expenses	51,865

Partnership net loss	$(51,843)

Net loss per managing general partner unit	$(1,622)
Net loss per additional general partner unit	$(467)
Net loss per limited partner unit	$(467)

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statement of Cash Flows

March 31, 2003
(Unaudited)
Operating Activities
Net loss	$(51,843)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable from affiliates	46,321
Accounts receivable	94
Prepaid drilling costs	(273,375)
Accounts payable	147,232
Accounts payable to affiliates	59,964
Net cash used in operating activities	(71,607)

Investing Activities
Property acquisition and development	(408,301)
Net cash used in investing activities	(408,301)

Financing Activities
Partner capital contributions, net of syndication costs	4,395
Net cash provided by financing activities	4,395

Net increase (decrease) in cash and cash equivalents	(475,513)
Cash and cash equivalents at beginning of period	1,703,041
Cash and cash equivalents at end of period	$1,227,528

See accompanying notes

Note 1. Accounting Policies and Basis of Presentation

Reef Global Energy I, L.P. (the “Partnership”) is the first in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective May 31, 2001. Reef Global Energy I, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as managing general partner. The Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership primarily intends to acquire offshore and onshore interests in oil and gas properties in the United States in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects.  The Partnership did not engage in any oil and gas activity until after the offering period closed on December 31, 2002.

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in the Partnership’s 2002 Form 10-K. The Partnership began oil and gas activities in January 2003. Because the future results of the Partnership are dependent upon drilling operations which commenced in January 2003 and are expected to continue during most of the calendar year, the results for the first quarter cannot necessarily be used to project results for the full year.

Note 2.  New Accounting Policies

The Partnership has adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” effective January 1, 2003. The statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the period in which the asset is first placed in service. The Partnership then adjusts the current estimated obligation for estimated inflation and market risk contingencies to the projected settlement date of the obligations. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The Partnership will record the present value of the asset retirement obligation as additional property cost and as an asset retirement liability. A combination of the amortization of the additional property cost (using the unit of production method) and the accretion of the discounted liability will be recorded as expense in the income statement.

There is no cumulative effect of this change on the Partnership’s previously reported statements, since the Partnership had no oil and gas assets placed in service at December 31, 2002. As of March 31, 2003, this statement has no impact since none of the Partnership’s drilling projects have been placed into service.

Note 3. Prepaid Drilling Costs

During March 2003, the Partnership prepaid certain drilling costs associated with the Scherer B#3 well and the Matthew J Guidry et al #1 well. The Matthew J Guidry et al #1 well was engaged in drilling operations as of March 31, 2003.

The Scherer B#3 well commenced drilling operations on April 28, 2003.

Note 4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

Reef Partners, the managing general partner of the Partnership, has entered into an agreement with Challenger Minerals, Inc., (“CMI”) a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year) (the “Fee”) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef Global Energy I, L.P. as well as other partnerships formed as part of the Program. Based upon initial estimates prepared by Reef Partners, each of the partnerships formed under the Program will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy I, L.P. is $98,066.  During the first quarter of 2003, the fee has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, and as a payable to Reef Partners.

Note 5. Drilling Activity

The Partnership began oil and gas activities effective January 1, 2003. The Partnership has currently committed funds to six projects. A summary of these projects as of May 6, 2003 is set forth below. The estimated costs shown are estimated third party costs based upon the AFE (authority for expenditure) amounts and do not include an allocation of the Challenger fee nor any direct costs of Reef Exploration personnel.

Well Name	Location	Working Interest	Revenue Interest	Estimated Cost	Status
Main Pass 57	Gulf of Mexico	4.69%	3.69%	$254,000	Productive, waiting on permit approvals to build sales pipeline
Grand Isle 27	Gulf of Mexico	1.50%	1.23%	$115,000	Dry hole, well plugged and abandoned
Eugene Island 268	Gulf of Mexico	5.00%	3.75%	$353,000	To be drilled
Eugene Island 190	Gulf of Mexico	3.75%	2.67%	$254,000	Drilling
Scherer B#3	Oklahoma	13.36%	8.98%	$184,000	Drilling
Matthew J Guidry et al #1	Louisiana	4.00%	3.12%	$201,000	Productive, completing

Note 6. Partnership Equity

During the offering period ended December 31, 2002, the Partnership sold 98.807348 units. Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ending March 31, 2003 is detailed below.

Type of Unit	# of Units	Net loss	Net loss per unit
Managing general partner units	4.940367	(8,013)	$(1,622)
Additional general partner units	51.000000	(23,814)	$(467)
Limited partner units	42.866981	(20,016)	$(467)
Total Units	98.807348	(51,843)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and the Partnership’s Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

This discussion contains both historical and forward-looking information. We assess risks and uncertainties about our business, strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning our strategy for acquiring prospects, estimating the number, type, and percentage interest in prospects we may acquire, estimated drilling and completion costs for prospects acquired, future uses of Partnership funds, and the state of the oil and gas industry are all forward-looking statements.

This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 10-K. We recommend that you read this discussion in conjunction with the 2002 10-K.

Liquidity and Capital Resources

The Partnership was funded with initial contributions totaling $1,961,326. Reef Partners contributed $83,986, the additional general partners contributed $1,020,000, and the limited partners contributed $857,340. Syndication costs of $231,601 and organization costs of $50,000 were incurred leaving available cash of $1,679,725 for Partnership activities. The Partnership offering was closed on December 31, 2002. The Partnership did not engage in any oil and gas activity until after December 31, 2002.

During the first quarter, the Partnership identified and committed funds to six drilling projects. Five of these projects are identified as developmental, and one is an exploration project. All six projects are located in the United States. Projected third party costs, based upon initial expenditure estimates, are $1,361,000 for these six projects (see Note 5 to condensed financial statements). The Partnership has also committed $98,066 to be paid to Reef Partners as reimbursement of its portion of the Challenger fee (see Note 4 to condensed financial statements). The Partnership has also expended $49,503 for general and administrative costs and $43,493 as payment for direct and administrative costs provided by Reef Exploration. These committed and expended funds total approximately $1,552,000. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The remaining Partnership funds are currently being held to pay additional general and administrative costs to third parties, direct and administrative costs to Reef Exploration, and as a contingency for any additional costs on the six projects with commitments.

As of May 6, 2003, the Partnership has one project on which drilling operations have not yet begun, two projects on which drilling operations are currently in progress, and three projects for which the drilling phase of operations has been completed. The Grand Isle 27 well, which is the Partnership’s sole exploration project, did not discover commercial reserves and has been plugged and abandoned. The Main Pass 57 well and the Matthew J Guidry et al #1 well have discovered commercial reserves and will be completed. Completion has begun on the Guidry well, and the Main Pass 57 well is awaiting permit approvals in order to build a sales pipeline to an adjacent platform in the Gulf of Mexico.

Results of Operations

The Partnership was formed on October 23, 2002, therefore there is no comparable information for the three month period dated March 31, 2002.

The Partnership incurred a net loss of $51,843 during the first quarter. Neither of the two successful wells has been placed in service as of March 31, 2003. Primary components of the net loss are legal and accounting fees totaling approximately $43,000 incurred in connection with the Partnership’s 2002 10-K, and $2,396 in administrative charges for accounting services from Reef Exploration. Legal and accounting fees incurred during the remaining three quarters of 2003 are expected to be significantly less than those incurred during the first quarter. General and administrative charges incurred by the Partnership from Reef Exploration, Inc. are expected to increase as Partnership activity levels increase and successful wells are placed in service.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. However, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Item 4.           Controls and Procedures

Within the 90 day period prior to the filing of this report, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have evaluated the Partnership’s disclosure controls and procedures. Based on that evaluation, these officers have concluded that the Partnership’s disclosure controls and procedures were effective as of the date the evaluation was concluded. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls since that date.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and the use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

10.1	Letter Agreement dated January 14, 2003, between Samson Offshore Company, Challenger Minerals Inc. and Reef Global Energy I, L.P.

10.2

Letter Agreement dated March 15, 2003, by and between Challenger Minerals Inc., Reef Global Energy I, L.P., Bright & Company I, L.P., Palace Exploration Company, Continental Resources, Inc., Cheyenne Petroleum Company and Millennium Offshore Group, Inc.

10.3	Letter Agreement dated March 21, 2003, among Triumph Energy, Inc., Reef Global Energy Ventures I, L.P., and Stock & Spiehler, Inc.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY I, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	May 15, 2003	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member (Principal Executive Officer)

Dated:	May 15, 2002	By:	/s/ Daniel C. Sibley
Daniel C. Sibley General Counsel and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Mauceli, Chief Executive Officer of Reef Partners LLC, the managing general partner of Reef Global Energy I, L.P., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Reef Global Energy I, L.P.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Michael J. Mauceli
Michael J. Mauceli, Chief Executive Officer Reef Partners LLC

CERTIFICATION BY CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel C. Sibley, Chief Financial Officer of Reef Partners, LLC, the managing general partner of Reef Global Energy I, L.P., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Reef Global Energy I, L.P.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Daniel C. Sibley
Daniel C. Sibley, Chief Financial Officer and General Counsel Reef Partners LLC