Form 10-Q
period 2003-06-30
REEF GLOBAL ENERGY I LP
filed 2003-08-14
CIK 1225763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number:  333-93399-01

REEF GLOBAL ENERGY I, L.P.

(Exact name of registrant as specified in its charter)

Nevada	41-2064521
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Yes ☐        No ☒

Reef Global Energy I, L.P.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy I, L.P.

Condensed Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$496,405	$1,703,041
Accounts receivable	4,153	—
Accounts receivable from affiliates	43,908	83,986
Accrued interest receivable	—	94
Prepaid drilling costs	240,135	—
Total current assets	784,601	1,787,121

Property and equipment:
Oil and gas properties, full cost method of accounting	1,065,093	—
Accumulated depreciation and depletion	(1,038)	—
Net property and equipment	1,064,055	—

Total assets	$1,848,656	$1,787,121

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$94,049	$—
Accounts payable to affiliates	136,201	105,075
Total current liabilities	230,250	105,075

Noncurrent liabilities:
Asset retirement obligation	1,309	—
Total noncurrent liabilities	1,309	—

Partners’ equity:
General partners	916,892	952,657
Limited partners	700,205	729,389
Total partners’ equity	1,617,097	1,682,046

Total liabilities and partners’ equity	$1,848,656	$1,787,121

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2003	Six months ended June 30, 2003
Revenues:
Oil and gas sales	$4,475	$4,475
Interest income	—	22
Total revenues	4,475	4,497

Costs and expenses:
Lease operating expenses	1,142	1,142
Production taxes	322	322
Depreciation and depletion	1,038	1,038
General and administrative	25,717	77,582
Total costs and expenses	28,219	80,084

Partnership net loss	$(23,744)	$(75,587)

Net loss per managing general partner unit	$(743)	$(2,365)
Net loss per additional general partner unit	$(214)	$(681)
Net loss per limited partner unit	$(214)	$(681)

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statement of Cash Flows

(Unaudited)

Six months ended June 30, 2003
Operating Activities
Net loss	$(75,587)
Adjustments for non-cash transactions
Depreciation and depletion	1,038
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable from affiliates	40,078
Accounts receivable	(4,059)
Prepaid drilling costs	(240,135)
Accounts payable	62,475
Accounts payable to affiliates	(78,331)
Net cash used in operating activities	(294,521)

Investing Activities
Property acquisition and development	(922,753)
Net cash used in investing activities	(922,753)

Financing Activities
Partner capital contributions, net of syndication costs	10,638
Net cash provided by financing activities	10,638

Net increase (decrease) in cash and cash equivalents	(1,206,636)
Cash and cash equivalents at beginning of period	1,703,041
Cash and cash equivalents at end of period	$496,405

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

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in the Partnership’s 2002 Form 10-K. The Partnership began oil and gas activities in January 2003. Because the future results of the Partnership are dependent upon drilling operations which commenced in January 2003 and are expected to continue during most of the calendar year, the results for the first half of 2003 cannot necessarily be used to project results for the full year.

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

There is no cumulative effect of this change on the Partnership’s previously reported statements, since the Partnership had no oil and gas assets placed in service at December 31, 2002. As of June 30, 2003 the Partnership recorded a liability for asset retirement obligation of $1,309 associated with the Partnership’s interest in the Scherer B#3 well. The Partnership will record additional asset retirement obligations during the remainder of 2003 as wells are placed in service.

Note 3.  Prepaid Drilling Costs

The Partnership generally prepays drilling and completion costs to the various operators of the drilling projects. As of

June 30, 2003, prepaid costs consisted primarily of the re-entry and completion costs on the Eugene Island 268 project, and production facilities installation costs on the Main Pass #57 project.

Note 4.  Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

Reef Partners, the managing general partner of the Partnership, has entered into an agreement with Challenger Minerals, Inc., (“CMI”) a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year) (the “Fee”) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef Global Energy I, L.P. as well as other partnerships formed as part of the Program. Based upon initial estimates prepared by Reef Partners, each of the partnerships formed under the Program will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy I, L.P. is $98,066.  The fee has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, and as a payable to Reef Partners. The fee was reimbursed to Reef Partners on August 1, 2003.

Note 5.  Drilling Activity

The Partnership began oil and gas activities effective January 1, 2003. The Partnership has committed funds to six projects. The Partnership expects to commit funds to one additional project during the third quarter of 2003. A summary of these projects as of August 4, 2003 is set forth below. The estimated costs shown are estimated third party costs based upon the AFE (authority for expenditure) amounts and do not include an allocation of the Challenger fee nor any direct costs of Reef Exploration personnel.

Well Name	Location	Working Interest	Revenue Interest	Estimated Cost	Status
Main Pass 57	Gulf of Mexico	4.69%	3.69%	$251,000	Productive. Facilities installation to begin in August. Still awaiting permit approvals to build sales pipeline
Grand Isle 27	Gulf of Mexico	1.50%	1.23%	$115,000	Dry hole, well plugged and abandoned
Eugene Island 268	Gulf of Mexico	5.00%	3.75%	$339,000	Productive. Working on tie in to production platform on Block 267.
Eugene Island 190	Gulf of Mexico	3.75%	2.67%	$162,000	Mechanical failure, pipe stuck prior to reaching target zone. Well abandoned
Scherer B#3	Oklahoma	13.36%	8.98%	$182,000	Productive. Well placed on sales line June 13, 2003
Matthew J Guidry et al #1	Louisiana	4.00%	3.12%	$201,000	Productive, well placed on sales line July 16, 2003.

Note 6.  Partnership Equity

During the offering period ended December 31, 2002, the Partnership sold 98.807348 units. Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ending June 30, 2003 and the six months ending June 30, 2003 is detailed below.

Type of Unit	# of Units	Net loss for 3 months ended June 30, 2003	Net loss per unit for 3 months ended June 30, 2003	Net loss for 6 months ended June 30, 2003	Net loss per unit for 6 months ended June 30, 2003
Managing general partner units	4.940367	$(3,668)	$(743)	$(11,681)	$(2,365)
Additional general partner units	51.000000	(10,908)	(214)	(34,722)	(681)
Limited partner units	42.866981	(9,168)	(214)	(29,184)	(681)
Total	98.807348	(23,744		(75,587)

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

During the first six months of 2003, the Partnership identified and committed funds to six drilling projects. Five of these projects are identified as developmental, and one is an exploration project. All six projects are located in the United States. The projected third party costs, based upon authority for expenditure (AFE) estimates, are $1,250,000 for these six projects (see Note 5 to condensed financial statements). The Partnership also paid $98,066 to Reef Partners as reimbursement of its portion of the Challenger fee (see Note 4 to condensed financial statements). Through June 30, 2003, the Partnership has expended $74,116 for general and administrative costs and $56,947 as payment for direct and administrative costs provided by Reef Exploration. These committed and expended funds total approximately $1,479,000. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership expects to commit funds to one additional project during the third quarter, and hold back a small contingency for project cost overruns. Third party general and administrative costs, direct and administrative costs paid to Reef Exploration, and lease operating costs are expected to be covered by revenues generated from the Partnership’s four successful projects during the third quarter, with net revenues in excess of costs being distributed to partners. The Partnership expects initial distributions to partners to begin in September 2003.

As of August 4, 2003, drilling operations on all six of the Partnership’s commited projects has been completed. The Partnership has plugged and abandoned wells on the Grand Isle 27 and Eugene Island 190. The Scherer B#3 well was placed on production in June 2003 and the Matthew J Guidry #1 well was placed on production during July 2003. Completion operations are ongoing on the Eugene Island 268 and the Main Pass #57. The Eugene Island 268 is expected to begin production during August 2003. The Main Pass #57 well is awaiting permit approvals to build a sales pipeline.

Results of Operations

The Partnership was formed on October 23, 2002, therefore there is no comparable information for the three month period ending March 31, 2002 and the six month period ending June 30, 2002.

The Partnership incurred a net loss of $23,744 during the second quarter, resulting in a cumulative net loss of $75,587 as of June 30, 2003. The Scherer B#3 well, which was placed into production on June 13, 2003, was the only one of the Partnership’s four successful wells in production during the second quarter. The Matthew J Guidry #1 well has begun production during July and the Eugene Island 268 is expected to begin production during August. Primary components of the net loss are legal and accounting fees totaling approximately $43,000 and $26,000 during the first and second quarter, respectively, which were incurred in connection with the Partnership’s filing and auditing requirements, and administrative charges for accounting services from Reef Exploration totaling approximately $2,400 and $1,100 during the first and second quarter of 2003, respectively. Legal and accounting fees incurred during the remaining two quarters of 2003 are expected to be comparable to those incurred during the second quarter. General and administrative charges incurred by the Partnership from Reef Exploration, Inc. are expected to increase as Partnership activity levels increase and successful wells are placed in service.

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

Item 4.    Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended June 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and the use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1

Farmout agreement dated February 6, 2003 by and between Reef Partners 2001-A Income Fund L.P., Reef Partners 2001-B Income Fund L.P., and Reef Exploration Inc., as farmors, and Reef Global Energy I, L.P., farmee.

10.2

Letter Agreement dated December 16, 2002, by and between Challenger Minerals Inc., Reef Global Energy I, L.P., Samson Offshore Company, Bright & Company I, Ltd., Palace Exploration Company, and Fidelity Exploration and Production Company.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Partnership filed a Form 8-K on August 12, 2003 reporting Item 5 with respect to a participation arrangement between it and other parties regarding a certain oil and gas property described as Block 268, Eugene Island Area, South Addition, Offshore Louisiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY I, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	August 14, 2003	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 14, 2003	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
General Counsel and Chief Financial Officer
(Principal Financial and Accounting Officer)