Form 10-Q
period 2003-09-30
REEF GLOBAL ENERGY I LP
filed 2003-11-14
CIK 1225763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Reef Global Energy I, L.P.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy I, L.P.

Condensed Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$248,077	$1,703,041
Accounts receivable	61,253	—
Accounts receivable from affiliates	2,991	83,986
Accrued interest receivable	—	94
Prepaid drilling costs	60,469	—
Total current assets	372,790	1,787,121

Property and equipment:
Oil and gas properties, full cost method of accounting	1,395,019	—
Accumulated depreciation and depletion	(26,847)	—
Net property and equipment	1,368,172	—

Total assets	$1,740,962	$1,787,121

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$67,980	$—
Accounts payable to affiliates	4,559	105,075
Total current liabilities	72,539	105,075

Noncurrent liabilities:
Asset retirement obligation	32,483	—
Total noncurrent liabilities	32,483	—

Partners’ equity:
General partners	930,736	952,657
Limited partners	705,204	729,389
Total partners’ equity	1,635,940	1,682,046

Total liabilities and partners’ equity	$1,740,962	$1,787,121

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Revenues:
Oil and gas sales	$59,526	$64,001
Interest income	—	22
Total revenues	59,526	64,023

Costs and expenses:
Lease operating expenses	2,492	3,634
Production taxes	2,426	2,748
Depreciation and depletion	25,809	26,847
Accretion of asset retirement obligation	330	330
General and administrative	12,617	90,199
Total costs and expenses	43,674	123,758

Partnership net income (loss)	$15,852	$(59,735)

Net income (loss) per managing general partner unit	$993	$(1,372)
Net income (loss) per additional general partner unit	$117	$(564)
Net income (loss) per limited partner unit	$117	$(564)

See accompanying notes

Reef Global Energy I, L.P.

Condensed Statement of Cash Flows

(Unaudited)

Nine months ended September 30, 2003
Operating Activities
Net loss	$(59,735)
Adjustments for non-cash transactions
Depreciation and depletion	26,847
Accretion of asset retirement obligation	330
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable from affiliates	80,995
Accounts receivable	(61,159)
Prepaid drilling costs	(60,469)
Accounts payable	3,087
Accounts payable to affiliates	(103,470)
Net cash used in operating activities	(173,574)

Investing Activities
Property acquisition and development	(1,295,019)
Net cash used in investing activities	(1,295,019)

Financing Activities
Partner capital contributions, net of syndication costs	13,629
Net cash provided by financing activities	13,629

Net decrease in cash and cash equivalents	(1,454,964)
Cash and cash equivalents at beginning of period	1,703,041
Cash and cash equivalents at end of period	$248,077

See accompanying notes

Note 1.  Organization and Basis of Presentation

Reef Global Energy I, L.P. (the “Partnership”) is the first in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective May 31, 2001. Reef Global Energy I, L.P. was formed on October 23, 2003 under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as managing general partner. The Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership was formed to acquire offshore and onshore interests in oil and gas properties in the United States in which major or independent oil companies also have interests. The Partnership has generally purchased less than a majority interest in the properties acquired and been a non-operator working interest owner. The Partnership has purchased interests in both exploratory and developmental drilling projects.  The Partnership did not engage in any oil and gas activity until after the offering period closed on December 31, 2002.

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in the Partnership’s 2002 Form 10-K. The Partnership began oil and gas activities in January 2003. Because the future results of the Partnership are dependent upon drilling operations which commenced in January 2003 and are expected to continue during most of the calendar year, the results for the first nine months of 2003 cannot necessarily be used to project results for the full year.

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

There is no cumulative effect of this change on the Partnership’s previously reported statements, since the Partnership had no oil and gas assets placed in service at December 31, 2002.  The Partnership has recorded $32,153 as additional property cost and as an asset retirement liability in conjunction with the three Partnership wells placed into service as of September 30, 2003. The Partnership has one additional well which is expected to be placed in service during the fourth quarter. Using the units of production method, the Partnership has recorded $1,000 as amortization of the additional property cost. The increase in the net present value of the asset retirement liability of $330 has been charged to income as accretion expense.

Note 3.  Prepaid Drilling Costs

The Partnership generally prepays drilling and completion costs to the various operators of the drilling projects. As of September 30, 2003, the Partnership had prepaid $60,469 for production facilities installation costs on the Main Pass #57 well.  This well is expected to begin production during the fourth quarter of 2003.

Note 4.  Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

Since its inception, Reef Partners has been owned in equal one-half shares by two individuals (each, a “member”), one of whom died in 1999.  Pursuant to the settlement of litigation in the Probate Court of Dallas County, Texas, the interest in Reef Partners owned by the estate of the deceased member has been acquired by the surviving member in exchange for cash payments made by the surviving member.  The settlement was partially implemented prior to December 31, 2002 and was consummated in June 2003.  A portion of the cash payments to the estate of the deceased member were funded by distributions from Reef Partners to the surviving member in 2002 and 2003.  The Partnership does not expect the settlement to have an adverse impact on its financial position or operations.

Reef Partners, the managing general partner of the Partnership, has entered into an agreement with Challenger Minerals, Inc., (“CMI”) a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year) (the “Fee”) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef Global Energy I, L.P. as well as other partnerships formed as part of the Program. Based upon initial estimates prepared by Reef Partners, each of the partnerships formed under the Program will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy I, L.P. is $98,066.  The Fee has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, and as a payable to Reef Partners. The Partnership reimbursed Reef Partners for its portion of the Fee on August 1, 2003.

Note 5.  Drilling Activity

The Partnership began oil and gas activities effective January 1, 2003. The Partnership has committed funds to six projects. The Partnership expects to commit funds to one additional project during the fourth quarter of 2003. A summary of these projects as of September 30, 2003 is set forth below. The estimated costs shown are estimated third party costs based upon the AFE (authority for expenditure) amounts and do not include an allocation of the Challenger Fee nor any direct costs of Reef Exploration, Inc. personnel.

Well Name	Location	Working Interest	Revenue Interest	Estimated Cost	Status
Main Pass 57	Gulf of Mexico	4.69%	3.69%	$251,000	Productive. Facilities installation and pipeline completed. Awaiting compressor repairs to begin sales
Grand Isle 27	Gulf of Mexico	1.50%	1.23%	$115,000	Dry hole, well plugged and abandoned
Eugene Island 268	Gulf of Mexico	5.00%	3.75%	$399,000	First sales were September 11, 2003
Eugene Island 190	Gulf of Mexico	3.75%	2.67%	$179,000	Mechanical failure, pipe stuck prior to reaching target zone. Well abandoned
Scherer B#3	Oklahoma	13.36%	8.98%	$142,000	First sales were June 13, 2003
Matthew J Guidry et al #1	Louisiana	4.00%	3.12%	$201,000	First sales were July 16, 2003.

Note 6.  Partnership Equity

During the offering period ended December 31, 2002, the Partnership sold 98.807348 units. Information regarding the number of units outstanding,  the net income per type of Partnership unit for the quarter ending September 30, 2003 and the net loss per type of Partnership unit for the nine months ending September 30, 2003 is detailed below.

		Three months ended September 30, 2003		Nine months ended September 30, 2003
Type of Unit	Number of Units	Net income	Net income per unit	Net loss	Net loss per unit
Managing general partner units	4.940367	$4,904	$993	$(6,777)	$(1,372)
Additional general partner units	51.000000	5,949	117	(28,773)	(564)
Limited partner units	42.866981	4,999	117	(24,185)	(564)
Total	98.807348	$15,852		$(59,735)

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

During the first nine months of 2003, the Partnership identified and committed funds to six drilling projects. Five of these projects are classified as developmental, and one is an exploration project. All six projects are located in the United States. The projected third party costs for these six projects, based upon authority for expenditure (AFE) estimates, are $1,250,000 (see Note 5 to condensed financial statements). Based upon cost overruns incurred on the Eugene Island #268 well, and cost underruns on the MJ Guidry #1 and the Scherer B#3 well, the Partnership’s September 30, 2003 projection of third party costs on these six projects totals approximately $1,287,000. The Partnership also paid $98,066 to Reef Partners as reimbursement of its portion of the Challenger Fee (see Note 4 to condensed financial statements). Through September 30, 2003, the Partnership has expended $84,945 for general and administrative costs and $62,285 as payment for direct and administrative costs provided by Reef Exploration. These committed and expended funds total approximately $1,532,000. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership expects to commit funds to one additional project during the fourth quarter. Third party general and administrative costs, direct and administrative costs paid to Reef Exploration, and lease operating costs are expected to be covered by revenues generated from the Partnership’s four successful projects during the fourth quarter, with net revenues in excess of costs being distributed to partners. The Partnership made an initial distribution to shareholders during October 2003 of approximately $66 per unit, which was based upon initial revenues from the MJ Guidry #1 well. Reef Partners expects that Partnership distributions will increase as funds from additional wells are received. Revenues for the Scherer B#3 well, which began production in June, have still not been paid to the working interest owners by the operator pending completion of a division order title opinion.  The initial revenue payment to the Partnership for its interest in the Scherer B#3 well is not expected to be received until December 2003.

As of November 4, 2003, drilling operations on the six Partnership committed projects had been completed. The Partnership plugged and abandoned wells on the Grand Isle 27 and Eugene Island 190 projects. The Scherer B#3 well was placed on production in June 2003, the Matthew J Guidry #1 well was placed on production during July 2003, and the Eugene Island 268 well was placed on production during September 2003. The Main Pass #57 well production facilities and pipeline were completed in late October, and sales are expected to begin shortly pending compressor repairs at the production handling facility.

Results of Operations

The Partnership was formed on October 23, 2002 and began operations in January 2003; therefore there is no comparable information for the three month period ending September 30, 2002 and the nine month period ending September 30, 2002.

The Partnership had net income of $15,852 during the third quarter, resulting in a cumulative net loss of $59,735 as of September 30, 2003. As of September 30, 2003, three of the four successful wells drilled by the Partnership were producing oil and gas; however, the Partnership had only received approximately $8,000 of the revenues from purchasers. Only one of the three productive wells produced during the three month period ending September 30, 2003. Operating costs totaled approximately $5,000 and depreciation, depletion, and amortization totaled approximately $26,000. Primary components of the approximately $13,000 in general and administrative costs incurred during the third quarter are legal and accounting fees totaling approximately $10,500, which were incurred in connection with the Partnership’s filing and auditing requirements, and charges for accounting services and administrative expenses from Reef Exploration totaling approximately $1,600.  Legal and accounting fees incurred during the fourth quarter of 2003 are expected to be comparable to those incurred during the third quarter. General and administrative charges incurred by the Partnership from Reef Exploration, Inc. (“Reef Exploration”) are expected to increase as Partnership activity levels increase and successful wells are placed in service.  Reef Exploration, an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership operations.

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

Item 4.  Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended September 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and the use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Partnership filed a Form 8-K on August 12, 2003 pursuant to Item 5 (Other Events) with respect to a participation arrangement between it and other parties regarding a certain oil and gas property described as Block 268, Eugene Island Area, South Addition, Offshore Louisiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY I, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	November 14, 2003	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 14, 2003	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
General Counsel and Chief Financial Officer
(Principal Financial and Accounting Officer)